Form 10-K
period 2003-12-31
STRUCTURED ASSET SECURITIES CORP SERIES 2003-20
filed 2004-03-30
CIK 1251046

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2003

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-102489-16

Structured Asset Securities Corporation

(AS DEPOSITOR UNDER THE POOLING AND SERVICING AGREEMENT,
DATED AS OF June 1, 2003, PROVIDING FOR THE ISSUANCE OF
STRUCTURED ASSET SECURITIES CORPORATION
MORTGAGE PASS-THROUGH CERTIFICATES
SERIES 2003-20)

(Exact name of registrant as specified in its charter)

Delaware                          74-2440850
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

745 Seventh Avenue, 7th Floor
New York, NY                                             10019
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:           212-526-7000

STRUCTURED ASSET SECURITIES CORPORATION
MORTGAGE PASS-THROUGH CERTIFICATES
Series 2003-20

(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      X - Yes       No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
      Yes           X - No


                                    PART I

Item 1.  Business

      Not applicable.

Item 2.  Properties

      Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings

      There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters

      As of December 31, 2003, the Trust had Forty (40) holders of record of the Notes, computed in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended.

Item 6.  Selected Financial Data.

      Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Not applicable.

Item 8.  Financial Statements and Supplementary Data.

      Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Information required by Item 304 of Reg. S-K.

      Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      Not applicable.

Item 11.  Executive Compensation

      Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Not applicable.

Item 13.  Certain Relationships and Related Transactions.

      Not applicable.

Item 14. Principal Accounting Fees and Services.

      Not applicable.


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Not Applicable
            2.  Not Applicable
            3.  Exhibits
              99.1 Annual Statement of Compliance
                       a.  Aurora Loan Services Inc., as Master Servicer
              99.2 Report of Independent Accountants
                       a.  Aurora Loan Services Inc., as Servicer
                       b.  Colonial Savings, F.A., as Servicer
              99.3 Report of Management
                       a.  Aurora Loan Services Inc., as Servicer
                       b.  Colonial Savings, F.A., as Servicer

      (b)   Reports on Form 8-K
      The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
      July 25, 2003; August 25, 2003; September 25, 2003;
      October 25, 2003; November 25, 2003; December 25, 2003




      (c)    See (a) 3 above

      (d)    Not Applicable



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aurora Loan Services Inc., as Master Servicer of
STRUCTURED ASSETS SECURITIES CORPORATION
MORTGAGE PASS-THROUGH CERTIFICATES
Series 2003-20


      /s/  E. Todd Whittemore

      Name:  E. Todd Whittemore

      Title:  Executive Vice President

      Company:  Aurora Loan Services Inc.

      Date:  3/30/04



Sarbanes-Oxley Certification

I, E. Todd Whittemore, Executive Vice President of Aurora Loan Services Inc. certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of STRUCTURED ASSET SECURITIES CORPORATION MORTGAGE PASS-THROUGH CERTIFICATES Series 2003-20

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

U.S. Bank National Association, as Trustee
Colonial Savings, F.A., as Servicer




Date:               3/30/04

Signature:          /s/  E. Todd Whittemore

Name:               E. Todd Whittemore

Company:            Aurora Loan Services Inc.

Title:              Executive Vice President


                    EXHIBIT INDEX

     Exhibit Number Description
              99.1 Annual Statement of Compliance
                       a.  Aurora Loan Services Inc., as Master Servicer
              99.2 Report of Independent Accountants
                       a.  Aurora Loan Services Inc., as Servicer
                       b.  Colonial Savings, F.A., as Servicer
              99.3 Report of Management
                       a.  Aurora Loan Services Inc., as Servicer
                       b.  Colonial Savings, F.A., as Servicer



       EXHIBIT 99.1 -- Master Servicer's Annual Statement of Compliance

AURORA LOAN SERVICES
A Lehman Brothers Company
Master Servicing
3131 South Vaughn Way #500
Aurora, CO 80014
phone: 303-632-3000

February 26,2004

RE: SASCO Series 2003-20 Annual Officer's Certificate as to Compliance

Dear Ms. Kenneally:

The undersigned Officer certifies the following for the period ending on December 31, 2003:

1. I have reviewed the activities and performance of the Master Servicer during the preceding calendar year under the terms of the Trust Agreements and to the best of this Officer's knowledge, the Master Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements;

2. Based on said review and to the best of this Officer's knowledge, the Master Servicer is not in default of its obligations under the terms of the Trust Agreements in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;

3. To the best of this Officer's knowledge, nothing has arose to lead this Officer to believe that its Servicer has failed to perform any of its duties, responsibilities and obligations under its Servicing Agreement during the preceding calendar year;

4. To the best of this Officer's knowledge, the Servicer is not in default of its obligations under the terms of its Servicing Agreement in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;

5. The Master Servicer has received from its Servicer such Servicer's annual certificate of compliance and a copy of such Servicer's annual audit report, in each case to the extent required under the applicable Servicing Agreement, or, if any such certificate or report has not been received by the Master Servicer, the Master Servicer is using its best reasonable efforts to obtain such certificate or report.

Certified By:
/s/ E. Todd Whittemore
E. Todd Whittemore
Executive Vice President
Master Servicing Division



       EXHIBIT 99.2.a -- Report of Independent Accountants

ERNST & YOUNG

Report on Management's Assertion on Compliance with the Specified Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
Aurora Loan Services Inc.


We have examined management's assertion, included in the accompanying report titled Report of Management, that Aurora Loan Services Inc. (the Company) complied with the servicing standards identified in Exhibit A to the Report of Management (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended November 30, 2003. Management is responsible for the Company's compliance with those specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified minimum servicing standards.

In our opinion, management's assertion, that the Company complied with the aforementioned specified minimum servicing standards during the year ended November 30, 2003, is fairly stated, in all material respects.



						/S/ Ernst & Young LLP

February 2, 2004



       EXHIBIT 99.2.b -- Report of Independent Accountants

PriceWaterhouseCoopers

PriceWaterhouseCoopers LLP
301 Commerce Street
City Center Tower II
Suite 1900
Forth Worth TX 76102-4183
Telephone (817) 810-9998
Facsimile (817) 877-2260
	  (817) 332-2710


Report of Independent Auditors

To the Board and Directors and Stockholder of Colonial Savings, F.A.


We have examined management's assertion about Colonial Savings, F.A. ("Colonial") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended September 30, 2003, included in the accompanying management assertion (Exhibit I). Management is responsible for Colonial's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Colonial's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Colonial's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Colonial's compliance with the minimum servicing standards.

In our opinion, management's assertion that Colonial complied with the aforementioned minimum servicing standards as of and for the year ended September 30, 2003, is fairly stated, in all material respects.

/s/ PriceWaterhouseCoopers LLP


December 5, 2003



       EXHIBIT 99.3.a -- Report of Management



Management's Assertion on Compliance with the Specified Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of Aurora Loan Services Inc. (the "Company"), are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum servicing standards as of November 30, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended November 30, 2003, the Company complied, in all material respects, with the specified minimum servicing standards

As of November 30, 2003 and for the year then ended, the Company had in effect a fidelity bond and an errors and omissions policy in the amount of $70,000,000.


/s/ Bruce Witherell                     /s/ Rick W. Skogg
Bruce Witherell                         Rick W. Skogg
Managing Director                       President


/s/ Roy W. Browning III                 /s/ Bill Napier
Roy W. Browning III                     Bill Napier
Chief Financial Officer                 Finance Controller


February 2, 2004


EXHIBIT A

Specified Minimum Servicing Standards

I.	Custodial Bank Accounts

	1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

	  a.  be mathematically accurate;

	  b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

          c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

	  d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

	2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

	3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

	4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.	Mortgage Payments

	1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

	2. Mortgage payments made in accordance with the mortgagor's loan docments shall be posted to the applicable mortgagor records within two (2) business days of receipt.

	3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

	4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III.	Disbursements

	1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

	2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

	3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

	4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

	5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

	6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV.	Investor Accounting and Reporting

	1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.	Mortgage Loan Accounting

	1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

	2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

	3. Escrow amounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

	4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. 	Delinquencies

	1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII.	Insurance Policies

	1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.


       EXHIBIT 99.3.b -- Report of Management


Colonial Savings



Management's Assertation Concerning Compliance
With USAP Minimum Servicing Standards

December 12, 2003

As of and for the year ended September 30, 2003, Colonial Savings, F.A. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, Colonial Savings, F.A. had in effect a fidelity bond and errors and omissions policy in the amount of $8,500,000.



/s/ Jim E. DuBose
Jim E. DuBose
President, Chief Executive Officer

/s/ Donna Dempsey
Donna Dempsey
Executive Vice President, Chief Financial Officer



2626A West Freeway, Fort Worth, Texas 76102 Office 817-390-2000 www.colonialsavings.com